Form 10QSB
period 2000-06-30
EQUALITY INVESTMENTS INC
filed 2000-08-17
CIK 1101911

14
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)

[X]  Quarterly report under Section 13 or 15(d) of the Securities
   Exchange Act of 1934 for the quarterly period ended June 30, 2000.

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

      The number of outstanding shares of the issuer's common stock, $0.001 par value, as of June 30, 2000 was 1,000,000.

  TABLE OF CONTENTS

                 PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS..................................3

     Condensed Balance Sheets as of December 31, 1999
          and June 30, 2000....................................5

     Condensed Statements of Operations
          for the Three and Six Month Periods Ended
          June 30, 2000 and 1999...............................6

     Condensed Statements of Cash Flows
          for the Six Month Periods Ended
          June 30, 2000 and 1999...............................7

     Notes to Unaudited Condensed Financial Statements.........9


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.................10


                   PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS......................................12

ITEM 2 CHANGES IN
SECURITIES....................................................12

ITEM 5 OTHER
INFORMATION...................................................12


INDEX TO EXHIBITS.............................................13





         [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                             PART I


ITEM 1.  FINANCIAL STATEMENTS

      As used herein, the term "Company" refers to Equality Investments Inc., a Wyoming corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2000 and statements of operations, statements of shareholders equity and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year.



         [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                 INDEPENDENT ACCOUNTANTS' REPORT





Equality Investments Inc.
(A Development Stage Company)



     We have reviewed the accompanying balance sheets of Equality Investments Inc. (a development stage company) as of June 30, 2000 and December 31, 1999, and the related statements of operations for the three and six month periods ended June 30, 2000 and 1999, and cash flows for the six month periods ended
June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

                              Respectfully submitted



                              /s/ Robison, Hill & Co.
                              -----------------------
                              Certified Public Accountants


Salt Lake City, Utah
August 9, 2000

                    EQUALITY INVESTMENTS INC.
                  (A Development Stage Company)
                         BALANCE SHEETS



                                             June 30,            December 31,
                                               2000                 1999
                                            _________            ____________
ASSETS:                                      $      -                 $    -
                                            =========            ============

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable                             $    250                 $    -
                                            =========            ============
     Total Liabilities

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 1,000,000 Shares at
    June 30, 2000 and December 31, 1999          1,000                 1,000
  Paid-In Capital                                2,530                   350
  Retained Deficit                              (1,200)               (1,200)
  Deficit Accumulated During the
    Development Stage                           (2,580)                 (150)
                                            -----------          ------------
     Total Stockholders' Equity                   (250)                    -
                                            -----------          ------------
     Total Liabilities and
       Stockholders' Equity                  $       -                $    -
                                            ===========          ============












         See accompanying notes and accountants' report.

                    EQUALITY INVESTMENTS INC.
                  (A Development Stage Company)
                    STATEMENTS OF OPERATIONS




                                                        Cumulative
                                                          since
                  For the Three      For the Six        October 20,
                     Months           Months         1999 Inception of
                      Ended            Ended            Development
                     June 30,         June 30,             Stage
                  -------------      -----------     -----------------
                  2000     1999     2000     1999
                  -----    -----    -----    -----
Revenues          $   -    $   -   $    -    $   -          $    -
                  -----    -----    -----    -----           ------
Expenses
   General and     1,550       -     2,430       -            2,580
Administrative    ------   -----     -----   -----           ------

       Net Loss  $(1,550)  $   -   $(2,430)  $   -          $(2,580)
                 ========  =====   ========  =====          ========
Basic & Diluted  $     -   $   -   $     -   $   -
loss per share   ========  =====   ========  =====


















         See accompanying notes and accountants' report.

                    EQUALITY INVESTMENTS INC.
                  (A Development Stage Company)
                    STATEMENTS OF CASH FLOWS


                                                           Cumulative
                                  For the six months          Since
                                        ended           October 20, 1999
                                       June 30,           Inception of
                                  ------------------       Development
                                   2000       1999            Stage
                                  ------------------    ----------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                          $ (2,430) $     -     $     (2,580)
Increase (Decrease) in Accounts
Payable                                250        -               50
                                  --------- --------    ----------------
Net Cash Used in operating
activities                          (2,180)       -           (2,530)
                                  --------- --------    ----------------
CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing
activities                               -        -                -
                                  -------- ---------    ----------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Capital contributed by
shareholder                          2,180        -            2,530
                                  -------- ---------    ----------------
Net Cash Provided by
  Financing Activities               2,180        -            2,530
                                  -------- ---------    ----------------
Net (Decrease) Increase in
  Cash and Cash Equivalents             -         -                -
Cash and Cash Equivalents
  at Beginning of Period                -         -                -
Cash and Cash Equivalents
  at End of Period                  $   -   $     -     $          -
                                  -------- --------     ----------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                          $    -  $     -     $           -
  Franchise and income taxes        $    -  $     -     $         300

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES: None












         See accompanying notes and accountants' report.

                    EQUALITY INVESTMENTS INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

     This summary of accounting policies for Equality Investments Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

      The unaudited financial statements as of June 30, 2000 and for the three and six months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation
--------------------------------------

      The Company was incorporated under the laws of the State of Wyoming on June 19, 1997. The Company ceased all operating activities during the period from June 19, 1997 to October 20, 1999 and was considered dormant. Since October 20, 1999, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business
------------------

     The Company has no products or services as of June 30, 2000. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

Cash and Cash Equivalents
-------------------------

      For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Pervasiveness of Estimates
--------------------------

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

Loss per Share
--------------

      The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                    EQUALITY INVESTMENTS INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
                           (Continued)



                                      Income       Shares      Per-Share
                                    (Numerator) (Denominator)    Amount

                                  For the three months ended June 30, 2000
                                  ----------------------------------------
Basic & Diluted Loss Per Share
Loss to common shareholders       $     (1,550)   1,000,000   $         -
                                  =============  ==========   ===========

                                  For the six months ended June 30, 2000

Basic & Diluted Loss Per Share
Loss to common shareholders       $     (2,430)   1,000,000   $         -
                                  =============  ==========   ===========
                                  For the three months ended June 30, 1999
Basic & Diluted Loss Per Share
Loss to common shareholders       $          -    1,000,000   $         -
                                  ============   ==========   ===========
                                  For the six months ended June 30, 1999
Basic & Diluted Loss Per Share
Loss to common shareholders       $          -    1,000,000   $         -
                                  ============   ==========   ===========


      The effect of outstanding stock equivalents are anti-dilutive for June 30, 2000 and 1999 and are thus not considered.

Reclassification
----------------

      Certain  reclassifications  have  been  made  in  the  1999
financial   statements  to  conform  with  the  June   30,   2000
presentation.

NOTE 2 - INCOME TAXES
---------------------

      As of June 30, 2000, the Company has a net operating loss carryforward for income tax reporting purposes of approximately $2,000 that may be offset against future taxable income through 2011. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater change the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY
----------------------------------

      The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

                    EQUALITY INVESTMENTS INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
                           (Continued)

NOTE 4 - COMMITMENTS
--------------------

      As of June 30, 2000 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the Company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - STOCK SPLIT
--------------------

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

Results of Operations

The Company had no sales or sales revenues for the three and six months ended June 30, 2000 or 1999 because it is a shell company that has not had any business operations for the past three years.

The Company had no costs of sales revenues for the three and six months ended June 30, 2000 or 1999 because it is a shell company that has not had any business operations for the past three years. The Company had $1,550 and $2,430 in general and administrative expenses for the three and six months period ended June 30, 2000 and $0 for the same periods in 1999.

The Company recorded net loss of $1,550 and $2,430 for the three and six months ended June 30, 2000 compared to $0 loss for the same periods in 1999.

Capital Resources and Liquidity

At June 30, 2000, the Company had total current assets of $0 and total assets of $0 as compared to $0 current assets and $0 total assets at December 31, 1999. The Company had a net working capital deficit of $250 and $0 at June 30, 2000 and December 31, 1999.

Net stockholders' deficit in the Company was $250 and $0 as of June 30, 2000 and December 31, 1999.

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


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 9th day of August, 2000.

Equality Investments Inc.



/s/  Daniel L. Hodges
---------------------
  Daniel L. Hodges                                 August 9, 2000
  President/CFO and Director

                          EXHIBIT INDEX


Exhibit No.    Page No.       Description

27             12             Financial Data Schedule "CE"

[TYPE]EX-27
<SEQUENCE>2
[DESCRIPTION]FDS --


[ARTICLE]      5
[LEGEND]
     THIS   SCHEDULE   CONTAINS  SUMMARY  FINANCIAL   INFORMATION
EXTRACTED FROM THE UNAUDITED FINANCIAL STATEMENTS FOR THE  PERIOD
ENDED JUNE 30, 2000 THAT WERE FILED WITH THE COMPANY'S REPORT  ON
FORM 10-QSB AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH
FINANCIAL STATEMENTS.
[CIK]                         0001101911
[NAME]                   EQUALITY INVESTMENTS INC.
[MULTIPLIER]                       1,000
[CURRENCY]                         U.S. Dollars

[PERIOD-TYPE]                 6-MOS
[FISCAL-YEAR-END]             DEC-31-2000
[PERIOD-START]           APR-1-2000
[PERIOD-END]                  JUN-30-2000
[EXCHANGE-RATE]               1
[CASH]                        0
[SECURITIES]                  0
[RECEIVABLES]                 0
[ALLOWANCES]             0
[INVENTORY]                   0
[CURRENT-ASSETS]              0
[PP&E]                        0
[DEPRECIATION]           0
[TOTAL-ASSETS]           0
[CURRENT-LIABILITIES]              0
[BONDS]                  0
[PREFERRED-MANDATORY]         0
[PREFERRED]                   0
[COMMON]                 1
[OTHER-SE]                    (1)
[TOTAL-LIABILITY-AND-EQUITY]  0
[SALES]                  0
[TOTAL-REVENUES]              0
[CGS]                         0
[TOTAL-COSTS]                 0
[OTHER-EXPENSES]              2
[LOSS-PROVISION]              0
[INTEREST-EXPENSE]            0
[INCOME-PRETAX]               (2)
[INCOME-TAX]                  0
[INCOME-CONTINUING]           (2)
[DISCONTINUED]           0
[EXTRAORDINARY]               0
[CHANGES]                0
[NET-INCOME]                  (2)
[EPS-BASIC]                   0
[EPS-DILUTED]                 0
